Form 10QSB
period 2000-09-30
DOMESTIC FUNDINGS INC
filed 2000-11-20
CIK 1116939

FORM 10Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended                                Commission File Number
September 30, 2000                                        0-30873

                             DOMESTIC FUNDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                         11-3522227
(State of Other Jurisdiction of                           I.R.S. Employer
Incorporation or Organization)                            Identification No.

1040 East 22nd Street, Brooklyn, NY                              11210
(Address of Principal Executive Offices)                         Zip Code

Registrant's Telephone Number, Including Area Code (718) 692-2743

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.0001 par value,                         5,000,000
      (Title of Class)                           (Shares outstanding at
                                                   September 30, 2000)

                             DOMESTIC FUNDINGS, INC.

                                   FORM 10Q-SB

                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                       Page

PART I      FINANCIAL INFORMATION

ITEM 1      Balance Sheet, September 30, 2000                           2

            Statement of Operations
            September 30, 2000                                          3

            Statement of Stockholders' Equity
            for the period ended September 30,
            2000                                                        4

            Statement of Cash Flows
            September 30, 2000                                          5

            Notes to Financial Statements                               6

            Management's Discussion and
            Analysis of Results of Operations                           7

PART II     Other Information - Items 1-6                               8

Signatures                                                              9

                             DOMESTIC FUNDINGS, INC.
                          (A development stage company)
                                  BALANCE SHEET

                                                                      SEPTEMBER       DECEMBER
                                                                       30, 2000       31, 1999
                                                                        ------         ------
CURRENT ASSETS
    CASH                                                                 $ 464         $1,500
                                                                         -----         ------

 TOTAL CURRENT ASSETS                                                      464          1,500
                                                                         -----         ------
OTHER ASSETS
    ORGANIZATION COSTS-NET                                                 340            400
                                                                         -----         ------

 TOTAL OTHER ASSETS                                                        340            400
                                                                         -----         ------

 TOTAL ASSETS                                                            $ 804         $1,900
                                                                         =====         ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED EXPENSES                                                     $ 400         $  400
                                                                         -----         ------

 TOTAL CURRENT LIABILITIES                                                 400            400
                                                                         -----         ------

STOCKHOLDERS' EQUITY
COMMON STOCK, PAR VALUE $.0001;AUTHORIZED 50,000,000 SHARES,
ISSUED AND OUTSTANDING 5,000,000                                           500            500
                                                                         -----         ------

PREFERRED STOCK, PAR VALUE $.0001; AUTHORIZED
10,000,000 SHARES, NONE ISSUED AND OUTSTANDING                                              0

ADDITIONAL PAID IN CAPITAL                                                 412          1,000

ACCUMULATED DEFICIT                                                       (508)             0
                                                                         -----         ------

TOTAL STOCKHOLDERS' EQUITY                                                 404          1,500
                                                                         -----         ------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                $ 804         $1,900
                                                                         =====         ======

                        DOMESTIC FUNDINGS, INC.
                     (A development stage company)
                        STATEMENT OF OPERATIONS

                                                     FOR THE THREE      FOR THE THREE      FOR THE NINE        FOR THE NINE
                                                        MONTHS             MONTHS          MONTHS ENDED        MONTHS ENDED
                                                      SEPTEMBER           SEPTEMBER          SEPTEMBER          SEPTEMBER
                                                      30, 2000            30, 1999           31, 2000           30, 1999
                                                     -----------         -----------        -----------        -----------
REVENUES                                                      $0                  $0                 $0                 $0

GENERAL AND OPERATING EXPENSES                               448                   0                  0                  0
AMORTIZATION                                                  60                   0                  0                  0
                                                       ---------           ---------          ---------          ---------

TOTAL EXPENSES                                               508                   0                  0                  0
                                                       ---------           ---------          ---------          ---------

NET LOSS                                                   ($508)                 $0                 $0                 $0
                                                       ---------           ---------          ---------          ---------

LOSS PER SHARE                                            $-0.00              $-0.00             $-0.00             $-0.00
                                                       =========           =========          =========          =========

WEIGHTED NUMBER  OF SHARES OUTSTANDING                 5,000,000           5,000,000          5,000,000          5,000,000
                                                       =========           =========          =========          =========

                             DOMESTIC FUNDINGS, INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS EQUITY


                                                                                STOCK                      ADDITIONAL
                                                               COMMON           ISSUED      ACCUMULATED     PAID IN
                                                               SHARES           AMOUNT        DEFICIT       CAPITAL         TOTAL

ISSUANCE OF SHARES ON DECEMBER 19, 1997
AT PAR VALUE $.0001 PER SHARE FOR CASH                       5,000,000           $500                        $1,000        $1,500
                                                             ---------           ----                        ------        ------

TOTAL STOCKHOLDERS' EQUITY DECEMBER 31, 1999                 5,000,000            500                         1,000        $1,500

NET LOSS FOR THE PERIOD ENDED SEPTEMBER 30, 2000                                               ($508)                       ($508)

DEFERRED OFFERING COSTS CHARGED AGAINST
ADDITIONAL PAID IN CAPITAL                                                                                    ($588)        ($588)
                                                             ---------           ----          -----         ------        ------

TOTAL STOCKHOLDERS' EQUITY DECEMBER 31, 1999                 5,000,000           $500          ($508)        $  412        $  404
                                                             =========           ====          =====         ======        ======

                             DOMESTIC FUNDINGS, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS

                                                                 FOR PERIOD       FOR PERIOD
                                                                    ENDED            ENDED
                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                    2000             1999
                                                                -------------    -------------
Cash flows from operating activities
      Net loss                                                     ($508)             $0
      Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Amortization                                                60               0

          Changes in assets and liabilities:
             accrued expenses
             security deposit
            deferred offering costs                                 (588)              0
                                                                 -------          ------

Net cash used in operating activities                             (1,036)              0
                                                                 -------          ------

Cash flows from investing activities
      Purchase of fixed assets                                         0               0
                                                                 -------          ------


Net cash used in financing  activities                                 0               0
                                                                 -------          ------


Cash flows from financing activities
   Proceeds from sale of shares                                        0               0
                                                                 -------          ------

 Net cash provided by financing activities                             0               0
                                                                 -------          ------

Net decrease in cash and cash equivalents                        ($1,036)             $0
                                                                 -------          ------

Cash and cash equivalents, beginning of period                   $ 1,500          $1,500
                                                                 -------          ------

Cash and cash equivalents, end of period                            $464          $1,500
                                                                 =======          ======

(1)  Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and September 30, 1999, and the cash flows for the nine months ended September 30, 2000 and September 30, 2000 are included. Operating results for the three and nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000

The information contained in this Form 10-QSB should be read in conjunction with audited financial statements as of December 31, 1999 filed as part of the Company's Annual Report on Form 10-KSB.

                            STATESIDE FUNDINGS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                               September 30, 2000


     At September 30, 2000, the Company's current assets amounted to $464, while current liabilities amounted to $400.


PART II   OTHER INFORMATION

Item 1    Legal Proceedings - None

Item 2    Changes in Securities - None

Item 3    Defaults Upon Senior Securities - None

Item 4    Submission of Matters to a Vote of Securities Holders - None

Item 5    Other Information - None

Item 6    Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DOMESTIC FUNDINGS, INC.



                                             By: /s/ Nachum Blumenfrucht
                                                -------------------------------
                                                 Nachum Blumenfrucht
                                                 President, Secretary-Treasurer
                                                 and Director

Date: November 17, 2000