Form 10KSB
period 2000-12-31
DOMESTIC FUNDINGS INC
filed 2001-03-08
CIK 1116939

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 0-30873

                             DOMESTIC FUNDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                      11-3522227
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation of Organization)                      Identification No.)

1040 East 22nd Street, Brooklyn, New York            11210

(Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code (718) 692-2743

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                              on which registered
-------------------                             -------------------

--------------------------------       -----------------------------------

--------------------------------       -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405).

The aggregate market value of the voting stock held by non-affiliates of the registrant is $_______.

     Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ____         No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.0001 par value                         5,000,000
        (Title of Class)               (Shares outstanding at December 31, 2000)

                             DOMESTIC FUNDINGS, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       INDEX                                Page
                                       -----                                ----
PART I

Item 1            Business                                                     1

Item 2            Properties                                                   1

Item 3            Legal Proceedings                                            1

Item 4            Submission of Matters to a Vote of
                  Security Holders                                             1

PART II

Item 5            Market for the Registrant's Securities
                  and Related Stockholder Matters                              1

Item 6            Selected Financial Data                                      2

Item 7            Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                2

Item 8            Financial Statements and Supplementary
                  Data                                                         2

Item 9            Disagreements on Accounting and
                  Financial Disclosure                                         2
PART III

Item 10           Directors and Executive Officers
                  of the Registrant                                            2

Item 11           Executive Compensation                                       3

Item 12           Security Ownership of Certain Beneficial
                  Owners and Management                                        3

Item 13           Certain Relationships and Related
                  Transactions                                                 4

PART IV

Item 14           Exhibits, Financial Statement, Schedules
                  and Reports on Form 8-K                                      4

Signatures                                                                    11

                                     PART 1


Item 1.   Business

          The Company was incorporated on December 19, 1997 in the State of Delaware. The Company was formed to engage in any lawful corporate undertaking, including but not limited to, selected mergers and acquisitions. As of December 31, 2000, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company.


Item 2.   Properties

          The Company at present has no real property and maintains an office at the office of its President, Nachum Blumenfrucht, at 1040 East 22nd Street, Brooklyn, New York 11210, at no cost to the Company.


Item 3.   Legal Proceedings

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          None


                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          There is no established public trading market for the Company's Common Stock.

          Number of Shareholders - 3

Item 6.   Selected Financial Data

                                                      Dec. 31     Dec. 31
                                                        2000        1999
                                                     --------    --------
Income from Operations                               $      0    $      0
Total Current Assets                                      698       1,500
Other Assets                                              320         400
Total Assets                                            1,018       1,900
Total Current Liabilities                               1,400         400
Total Stockholders Equity                                (382)      1,500



Item 7.   Management's Discussion and Analysis of Results of Operations

          At December 31, 2000, the Company's  current assets  amounted to $698,
          while   current   liabilities   amounted  to  $1,400.   In   addition,
          organization costs amounted to $320.


Item 8.   Financial Statements

          Attached


Item 9.   Disagreements on Accounting and Financial Disclosures

          None


                                    PART III


Item 10.  Directors and Executive Officers

          The Company has one Director and Officer as follows:

Name                               Age               Positions and Offices Held
-------------------                ---               --------------------------

Nachum Blumenfrucht                44                President, Secretary,
                                                     Treasurer and Director


     Nachum Blumenfrucht, CPA, MBA (age 44), received a Bachelor of Science in Accounting from Brooklyn College in 1978, and a Masters in Business Administration from Bernard Baruch College in 1981. From 1984 to the present, Mr. Blumenfrucht has been self-employed as a New York State certified public accountant. Mr. Blumenfrucht has been a member of the New York State Society of CPA's since 1981. From December, 1997 to January 26, 2000, Mr. Blumenfrucht was the sole officer, director, and principal shareholder of Stateside Fundings, Inc., a Delaware corporation.

On January 26, 2000, Stateside Fundings, Inc. merged with Relocate 411.com, Inc., a New York corporation. In connection with the merger, Mr. Blumenfrucht resigned from the board of directors of Stateside Fundings, Inc. and sold all of his shares of stock.


Item 11.  Executive compensation

          The  Company's   sole  officer  and  director  does  not  receive  any
          compensation for his services rendered to the Company, nor has he received such compensations in the past.

          There is no employment agreement  contemplated for the services of the
          Company's  sole  officer  and  director  nor  current   intentions  to
          compensate the officer and director in the future.


Item 12.  Management's Remuneration and Transactions

          a.   Security Ownership of Certain Beneficial Owners

     The following table sets forth the number and percentage, as of December 31, 2000 of the Company's Common Shares owned of record and beneficially by each person owning more than 5% of such Common Shares and by all officers and directors, as a group. Each of these persons may be deemed a parent and promoter as those terms are defined in the Act.

                    Name of                    Amount & Nature
                    Beneficial                 of Beneficial          Percentage
Title of Class      Owner                      Ownership              of Class
--------------      -----                      ---------              ----------

Common              Nachum Blumenfrucht        4,100,000                 82%
                    Amy Lau                      450,000                 9%
                    Barbara R. Mittman           450,000                 9%


          b.   Seurity Ownership of Management

                    Nachum Blumenfrucht        4,100,000                82%
                    Amy Lau                      450,000                 9%
                    Barbara R. Mittman           450,000                 9%

                    All Officers and
                    Directors as a
                    Group (1) as of
                    December 31, 2000          4,100,000                82%

Item 13.  Certain Relationships and Related Transactions

          None


                                     PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DOMESTIC FUNDINGS, INC.
                                        -----------------------------------
                                        (Registrant)


                                        By:   /s/ Nachum Blumenfrucht
                                           ---------------------------------
                                              Nachum Blumenfrucht
                                              President, Secretary-Treasurer
                                              and Director

                                        Date: March 7, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.



                                        By:   /s/ Nachum Blumenfrucht
                                           --------------------------------
                                              Nachum Blumenfrucht
                                              President, Secretary-Treasurer
                                              and Director

                                        Date: March 7, 2001

                                    DON FUCHS
                           CERTIFIED PUBLIC ACCOUNTANT
                                370 BROOK AVENUE
                            PASSAIC NEW JERSEY 07055



The Board of Directors and Stockholders
Domestic Fundings, Inc.


I have audited the accompanying balance sheets of Domestic Fundings Inc. (A development stage company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the period December 19, 1997 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domestic Fundings Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the period December 19, 1997 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company and has had no income since inception, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Don Fuchs

CERTIFIED PUBLIC ACCOUNTANT

February 20, 2001

                            DOMESTIC FUNDINGS, INC.
                          (A development stage company)

                                  BALANCE SHEET


                                                                                DECEMBER        DECEMBER
                                                                                31, 2000        31, 1999
                                                                                --------        --------
CURRENT ASSETS
   CASH                                                                           $  698         $1,500
                                                                                  ------         ------
TOTAL CURRENT ASSETS                                                                 698          1,500
                                                                                  ------         ------
OTHER ASSETS
   ORGANIZATION COSTS-NET                                                            320            400
                                                                                  ------         ------
TOTAL OTHER ASSETS                                                                   320            400
                                                                                  ------         ------
TOTAL ASSETS                                                                      $1,018         $1,900
                                                                                  ======         ======

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   ACCRUED EXPENSES                                                               $  400         $  400
                                                                                                 ------
   DUE TO OFFICERS                                                                 1,000
                                                                                  ------
TOTAL CURRENT LIABILITIES                                                          1,400            400
                                                                                  ------         ------
STOCKHOLDERS' EQUITY
COMMON STOCK, PAR VALUE $.0001;AUTHORIZED 50,000,000 SHARES,
ISSUED AND OUTSTANDING 5,000,000                                                     500            500

PREFERRED STOCK, PAR VALUE $.0001; AUTHORIZED
10,000,000 SHARES, NONE ISSUED AND OUTSTANDING                                                        0

ADDITIONAL PAID IN CAPITAL                                                           412          1,000

ACCUMULATED DEFICIT                                                               (1,294)             0
                                                                                  ------         ------
TOTAL STOCKHOLDERS' EQUITY                                                          (382)         1,500
                                                                                  ------         ------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                         $1,018         $1,900
                                                                                  ======         ======

                             DOMESTIC FUNDINGS, INC.
                          (A development stage company)

                             STATEMENT OF OPERATIONS



                                              FOR THE YEAR          FOR THE YEAR
                                                  ENDED                ENDED
                                                DECEMBER              DECEMBER
                                                31, 2000              31, 1999
                                                --------              --------
REVENUES                                              $0                   $0

GENERAL AND OPERATING EXPENSES                     1,214                    0
AMORTIZATION                                          80                    0
                                               ---------            ---------
TOTAL EXPENSES                                     1,294                    0
                                               ---------            ---------
NET LOSS                                         ($1,294)                  $0
                                               ---------            ---------
LOSS PER SHARE                                    ($0.00)              ($0.00)
                                               =========            =========
WEIGHTED NUMBER  OF SHARES OUTSTANDING         5,000,000            5,000,000
                                               =========            =========

                            DOMESTIC FUNDINGS, INC.
                         (A development stage company)

                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                                  STOCK                        ADDITIONAL
                                                   COMMON         ISSUED       ACCUMULATED       PAID IN
                                                   SHARES         AMOUNT         DEFICIT         CAPITAL         TOTAL
                                                   ------         ------         -------         -------         -----
ISSUANCE OF SHARES ON DECEMBER 19, 1997
AT PAR VALUE $.0001 PER SHARE FOR CASH           5,000,000          $500                          $1,000        $1,500
                                                 ---------        ------                          ------        ------
TOTAL STOCKHOLDERS' EQUITY DECEMBER 31, 1999     5,000,000           500                           1,000         1,500

DEFERRED OFFERING COSTS CHARGED AGAINST
ADDITIONAL PAID IN CAPITAL                                                                          (588)         (588)

NET LOSS FOR YEAR ENDED DECEMBER 31, 2000                                        (1,294)                        (1,294)
                                                 ---------        ------        -------           ------        ------
TOTAL STOCKHOLDERS' EQUITY DECEMBER 31, 2000     5,000,000          $500        ($1,294)            $412         ($382)
                                                 =========        ======        =======           ======        ======

                             DOMESTIC FUNDINGS, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS


                                                                FOR YEAR              FOR YEAR
                                                                  ENDED                 ENDED
                                                                CEMBER 31,          DECEMBER 31,
                                                                  2000                  1999
                                                                  ----                  ----
     Cash flows from operating activities
          Net loss                                               ($1,294)            $    0
          Adjustments to reconcile net loss to net
            cash provided by operating activities:
               Amortization                                          80                   0

               Changes in assets and liabilities:
                  accrued expenses
                   due to officers                                1,000
                 deferred offering costs                           (588)                  0
                                                                 ------              ------
     Net cash used in operating activities                         (802)                  0
                                                                 ------              ------
     Cash flows from investing activities
          Purchase of fixed assets                                    0                   0
                                                                 ------              ------
     Net cash used in financing  activities                           0                   0
                                                                 ------              ------
     Cash flows from financing activities
        Proceeds from sale of shares                                  0               1,500
                                                                 ------              ------
     Net cash provided by financing activities                        0               1,500
                                                                 ------              ------
     Net increase (decrease) in cash and cash equivalents          (802)              1,500
     Cash and cash equivalents, beginning of period               1,500                   0
                                                                 ------              ------
     Cash and cash equivalents, end of period                    $  698              $1,500
                                                                 ======              ======

                             DOMESTIC FUNDINGS, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 1 - BASIS OF PRESENTATION

     Domestic Fundings, Inc. was organized under the laws of the State of Delaware on December 19, 1997 and has adopted a fiscal year ending December 31st.

NOTE 2 - ORGANIZATION COSTS

     Expenses incurred in connection with the formation of the Company have been capitalized and are being amortized over a period of five years on the straight-line method.

NOTE 3 - CAPITALIZATION

     The Company is authorized to issue 50,000,000 common shares with a par value of $.0001, and 10,000,000 blank check preferred shares with a par value of $.0001. On December 19, 1997, the Company issued a total of 5,000,000 shares of its common stock to three individuals, for a total consideration of $1,500 ($.0003 per share).

NOTE 4 - CONFLICTS OF INTEREST

     Certain conflicts of interest have existed and will continue to exist between management, their affiliates and the Company. Management have other interests including business interests to which they devote their primary attention. Management may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company and in addition, management may negotiate an acquisition resulting in a conflict of interest and possibly, a breach of directors' duty of loyalty to the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     Pursuant to oral agreement, the Company currently utilizes the office of its sole officer and director, Nachum Blumenfrucht, at 1040 East 22nd Street, Brooklyn, New York 11210, rent-free.

     Management believes no material commitments or contingencies exist relating to computer operations.