Form 10QSB
period 2001-03-31
DOMESTIC FUNDINGS INC
filed 2001-05-15
CIK 1116939

FORM 10Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended                       Commission File Number
March 31, 2001                                   0-30873

                             DOMESTIC FUNDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                       11-3522227
(State of Other Jurisdiction of                      I.R.S. Employer
Incorporation or Organization)                       Identification No.

1040 East 22nd Street, Brooklyn, NY                        11210
(Address of Principal Executive Offices)                  Zip Code

Registrant's Telephone Number, Including Area Code (718) 692-2743

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes _X_   No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.0001 par value,                              5,000,000
      (Title of Class)                                (Shares outstanding at
                                                           March 31, 2001)

                             DOMESTIC FUNDINGS, INC.

                                   FORM 10Q-SB

                        THREE MONTHS ENDED MARCH 31, 2001

                                      INDEX

                                                                      Page
                                                                      ----

PART I    FINANCIAL INFORMATION

ITEM 1    Balance Sheet, March 31, 2001                                  2

          Statement of Operations
          March 31, 2001                                                 3

          Statement of Stockholders' Equity
          for the period ended March 31,
          2001                                                           4

          Statement of Cash Flows
          March 31, 2001                                                 5

          Notes to Financial Statements                                  6

          Management's Discussion and
          Analysis of Results of Operations                              7

PART II   Other Information - Items 1-6                                  7

Signatures                                                               8

                             DOMESTIC FUNDINGS, INC.
                          (A development stage company)
                                  BALANCE SHEET


                                                                MARCH     DECEMBER
                                                              31, 2001    31, 2000
                                                              --------    --------
 CURRENT ASSETS
    CASH                                                          $653       $698
                                                               -------    -------

 TOTAL CURRENT ASSETS                                              653        698
                                                               -------    -------


OTHER ASSETS
   ORGANIZATION COSTS-NET                                          300        320
                                                               -------    -------

 TOTAL OTHER ASSETS                                                300        320
                                                               -------    -------


 TOTAL ASSETS                                                     $953     $1,018
                                                               =======    =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED EXPENSES                                              $900       $400
    DUE TO OFFICERS                                              1,000      1,000
                                                               -------    -------
 TOTAL CURRENT LIABILITIES                                       1,900      1,400
                                                               -------    -------

STOCKHOLDERS' EQUITY
COMMON STOCK, PAR VALUE $.0001;AUTHORIZED 50,000,000 SHARES,
 ISSUED AND OUTSTANDING 5,000,000                                  500        500

PREFERRED STOCK, PAR VALUE $.0001; AUTHORIZED
 10,000,000 SHARES, NONE ISSUED AND OUTSTANDING                      0

 ADDITIONAL PAID IN CAPITAL                                        412        412

 ACCUMULATED DEFICIT                                            (1,859)    (1,294)
                                                               -------    -------

TOTAL STOCKHOLDERS' EQUITY                                        (947)      (382)
                                                               -------    -------


TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                         $953     $1,018
                                                               =======    =======

                        DOMESTIC FUNDINGS, INC.
                     (A development stage company)
                        STATEMENT OF OPERATIONS




                                                    FOR THE THREE    FOR THE THREE
                                                    MONTHS ENDED      MONTHS ENDED
                                                        MARCH            MARCH
                                                      31, 2001          31, 2000
                                                      --------          --------
REVENUES                                                    $0               $0

GENERAL AND OPERATING EXPENSES                             545               45
AMORTIZATION                                                20               20
                                                     ---------        ---------

TOTAL EXPENSES                                             565               65
                                                     ---------        ---------

 NET LOSS                                                ($565)            ($65)
                                                     ---------        ---------

 LOSS PER SHARE                                         $-0.00           $-0.00
                                                     =========        =========


WEIGHTED NUMBER OF SHARES OUTSTANDING                5,000,000        5,000,000
                                                     =========        =========

                                        DOMESTIC FUNDINGS, INC.
                                     (A development stage company)
                                    STATEMENT OF STOCKHOLDERS EQUITY


                                                                        STOCK                      ADDITIONAL
                                                      COMMON            ISSUED       ACCUMULATED    PAID IN
                                                      SHARES            AMOUNT         DEFICIT       CAPITAL      TOTAL
                                                      ------            ------         -------       -------      -----
ISSUANCE OF SHARES ON DECEMBER 19, 1997
AT PAR VALUE $.0001 PER SHARE FOR CASH                5,000,000           $500                       $1,000        $1,500


 TOTAL STOCKHOLDERS' EQUITY DECEMBER 31, 1999         5,000,000            500                        1,000         1,500


DEFERRED OFFERING COSTS CHARGED AGAINST
 ADDITIONAL PAID IN CAPITAL                                                                            (588)         (588)


 NET LOSS FOR YEAR ENDED DECEMBER 31, 2000                                             (1,294)                     (1,294)

                                                     ----------        -------        -------        ------       -------
TOTAL STOCKHOLDERS' EQUITY DECEMBER 31, 2000          5,000,000            500         (1,294)          412          (382)


NET LOSS FOR THREE MONTHS ENDED MARCH 31, 2001                                           (565)                     (1,676)

TOTAL STOCKHOLDERS' EQUITY MARCH 31, 2001             5,000,000           $500        ($1,859)         $412       ($2,058)
                                                     ==========        =======        =======        ======       =======

                             DOMESTIC FUNDINGS, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS

                                                     FOR THE THREE    FOR THE THREE
                                                      MONTHS ENDED     MONTHS ENDED
                                                        MARCH 31         MARCH 31
                                                          2001             2000
                                                          ----             ----
Cash flows from operating activities
      Net loss                                            ($565)           ($65)
      Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Amortization                                       20              20

          Changes in assets and liabilities:
             accrued expenses                               500               0
              due to officers                                 0               0
            deferred offering costs                           0               0

Net cash used in operating activities                       (45)            (45)
                                                          -----         -------

Cash flows from investing activities
      Purchase of fixed assets                                0               0


Net cash used in financing  activities                        0               0


Cash flows from financing activities
   Proceeds from sale of shares                               0               0

 Net cash provided by financing activities                    0               0

Net increase (decrease) in cash and cash equivalents        (45)            (45)

Cash and cash equivalents, beginning of period              698           1,500
                                                          -----         -------

Cash and cash equivalents, end of period                   $653          $1,455
                                                          =====         =======

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

                             DOMESTIC FUNDINGS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                                 March 31, 2001


     At March 31, 2001, the Company's current assets amounted to $653, while current liabilities amounted to $1,900.

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

                                       DOMESTIC FUNDINGS, INC.



                                       By:   /s/ Nachum Blumenfrucht
                                          -----------------------------
                                                Nachum Blumenfrucht
                                                President, Secretary-Treasurer
                                                and Director

Date: May 14, 2001